Form 10QSB
period 2006-10-31
GARDNER COURT INDUSTRIES INC
filed 2006-12-21
CIK 1372603

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2006

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                         GARDNER COURT INDUSTRIES, Inc.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Florida                                             20-5311503
(State or other jurisdiction of                             (I.R.S. employer
  incorporation or formation)                            identification number)

          2503 W. Gardner Ct.
               Tampa FL                                            33611
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                     Issuer's telephone number: 813.335.4343

File Number: 005-82119

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,100,000 shares of common stock as of December 14, 2006.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I - Financial Information ............................................    4
Item 1. Financial Statements ..............................................    4
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................    8
Item 3. Controls and Procedures ...........................................   10
PART II - OTHER INFORMATION ...............................................   11
Item 1. Legal Proceedings .................................................   11
Item 2. Changes in Securities .............................................   11
Item 3. Defaults upon Senior Securities ...................................   11
Item 4. Submission of Matters to a Vote of Security Holders ...............   11
Item 5. Other Information .................................................   11
Item 6. Exhibits ..........................................................   11

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the our registration statement filed with the Commission on Form 10-SB.

                         GARDNER COURT INDUSTRIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                    As of October 31, 2006 and July 31, 2006
                                   (Unaudited)

                                                              October 31, 2006   July 31, 2006
                                                              ----------------   -------------
ASSETS

CURRENT ASSETS:
    Cash                                                          $  5,493          $      0
                                                                  --------          --------

            Total Assets                                          $  5,493          $      0
                                                                  ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
    Accounts Payable                                              $      0          $     88
                                                                  --------          --------
            Total Liabilities                                            0                88
                                                                  --------          --------

STOCKHOLDERS' EQUITY
    Preferred stock, no par value, 20,000,000 shares
        authorized, none issued                                          0                 0
    Common stock, no par value, 1,000,000,000 shares
        authorized, 18,100,000 shares issued and outstanding        20,088                88
    Subscriptions receivable                                             0               (88)
    Accumulated deficit                                            (14,595)              (88)
                                                                  --------          --------
            Total Stockholders' Equity (Deficit)                     5,493               (88)
                                                                  --------          --------

            Total Liabilities and Stockholders' Equity            $  5,493          $      0
                                                                  ========          ========

                         GARDNER COURT INDUSTRIES, INC.
                          (A Development Stage Company)
                              STATEMENT OF EXPENSES
                 For the Three Months Ended October 31, 2006 and
                  the Period from November 10, 2005 (Inception)
                            Through October 31, 2006
                                   (Unaudited)

                                            Three Months     For the Period from
                                                Ended            Inception to
                                          October 31, 2006     October 31, 2006
                                          ----------------   -------------------

            REVENUE                         $         --         $         --
                                            ------------         ------------

            EXPENSES                              14,507               14,595
                                            ------------         ------------

            NET LOSS                        $    (14,507)        $    (14,595)
                                            ============         ============

NET LOSS PER COMMON SHARE - BASIC           $          *
                                            ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   12,293,548
                                            ============

*     Less than $.01

                         GARDNER COURT INDUSTRIES, INC.
                          (A Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDER'S
                  EQUITY For the Period from November 10, 2005
                      (Inception) Through October 31, 2006
                                   (Unaudited)

                                                                                 (Deficit)
                                                                                 Accumulated      Total
                                                                                 During           Stockholders'
                                       Common Stock             Subscription     Development      Equity
                                Shares          Amount          Receivable       Stage            (Deficit)
                                ----------      ----------      ------------     -----------      -------------
Issuance of common
stock to founder
on November 10, 2005
at $.00088 per share               100,000      $       88      $      (88)      $       --       $       --

Net loss                                                                                (88)             (88)
                                ----------      ----------      ----------       ----------       ----------
Balances,  July 31, 2006           100,000              88             (88)             (88)             (88)

Repayment of stock
Subscription receivable                                                 88                                88

Issuance of common
stock to officer
at $.00111 per share            18,000,000          20,000              --               --           20,000

Net loss                                                                            (14,507)         (14,507)
                                ----------      ----------      ----------       ----------       ----------

Balances, October 31, 2006      18,100,000      $   20,088      $       --       $  (14,595)      $    5,493
                                ==========      ==========      ==========       ==========       ==========

                         GARDNER COURT INDUSTRIES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Three Months Ended October 31, 2006 and for the
       Period from November 10, 2005 (Inception) Through October 31, 2006
                                   (Unaudited)

                                                        For the Three       For the Period
                                                        Months Ended        from Inception to
                                                        October 31, 2006    October 31, 2006
                                                        ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                            $(14,507)           $(14,595)
    Changes in working capital:
        Accounts payable                                     (88)                  0
                                                        --------            --------

NET CASH USED IN OPERATING ACTIVITIES                    (14,595)            (14,595)
                                                        --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of stock subscriptions receivable               88                  88
    Sale of common stock                                  20,000              20,000
                                                        --------            --------
NETCASH PROVIDED BY FINANCING
ACTIVITIES                                                20,088              20,088
                                                        --------            --------
Net change in cash                                         5,493               5,493

Cash, beginning of period                                      0                   0
                                                        --------            --------
Cash, end of period                                     $  5,493            $  5,493
                                                        ========            ========

                         GARDNER COURT INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Gardner Court Industries, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Gardner Court Industries' latest Report filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006, as reported in Form 10-SB, have been omitted.

NOTE 2 - Common Stock

On September 10, 2006, Mrs. Jing Yu, Director, purchased 18,000,000 shares of common stock for $20,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will restrict its potential candidate target companies to biotechnological businesses located directly or indirectly in China.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

      During the next twelve months we anticipate incurring costs related to:

      (i) filing of Exchange Act reports, and

      (ii) costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of October 31, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended October 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

      31          Certification  of  the  Chief  Executive   Officer  and  Chief
                  Financial   Officer   pursuant   to   Section   302   of   the
                  Sarbanes-Oxley Act of 2002

      32 Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Gardner Court Industries, Inc.


Date: December 15, 2006                 /s/ Jing Yu
                                        ---------------------------
                                        Jing Yu
                                        Chief Executive Officer and Chief
                                        Financial Officer