Form 10QSB
period 2007-01-31
GARDNER COURT INDUSTRIES INC
filed 2007-03-20
CIK 1372603

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2007

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

GARDNER COURT INDUSTRIES, Inc.
(Name of Small Business Issuer in its charter)

Florida	20-5311503
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

2503 W. Gardner Ct.
Tampa FL	33611
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 813.335.4343

File Number: 005-82119

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,100,000 shares of common stock as of February 1, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the our latest annual report filed with the Commission on Form 10-SB.

GARDNER COURT INDUSTRIES, INC.
(A Development Stage Company)
BALANCE SHEETS
As of January 31, 2007 and July 31, 2006
(Unaudited)

	January 31, 2007	July 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$4,993	$—
Total Assets	$4,993	$—

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

LIABILITIES
Accounts Payable	$—	$88
Total Liabilities	—	88

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 shares
authorized, none issued	—	—
Common stock, no par value, 1,000,000,000 shares
authorized, 18,100,000 and 100,000
shares issued and outstanding	20,088	88
Subscriptions receivable	—	(88)
Deficit accumulated during developmental stage	(15,095)	(88)
Total Stockholders’ Equity (Deficit)	4,993	(88)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,993	$—

See accompanying summary of accounting policies and notes to financial statements

GARDNER COURT INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
For the Three Months and Six Months Ended January 31, 2007 and the Period from
November 10, 2005 (Inception) Through January 31, 2007
(Unaudited)

	For the three months ended January 31, 2007	For the six months ended January 31, 2007	For the period from inception to January 31, 2007
EXPENSES	$500	$15,007	$15,095
NET LOSS	$(500)	$(15,007)	$(15,095)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OFCOMMON SHARES OUTSTANDING	18,100,000	15,165,217

See accompanying summary of accounting policies and notes to financial statements

GARDNER COURT INDUSTRIES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDER'S
EQUITY (DEFICIT) For the Period from November 10, 2005
(Inception) Through January 31, 2007
(Unaudited)

				Deficit
				Accumulated	Total
				During	Stockholders’
	Common Stock		Subscription	Development	Equity
	Shares	Amount	Receivable	Stage	(Deficit)
Issuance of common stock to founder on November 10, 2005 at $.00088 per share	100,000	$88	$(88)	$—	$

Net Loss				(88)	(88)

Balances, July 31, 2006	100,000	88	(88)	(88)	(88)

Repayment of stock Subscription receivable				88	88

Issuance of common stock to officer at $.00111 per share	18,000,000	20,000	—	—	20,000

Net loss				(15,007)	(15,007)

Balances, January 31, 2007	18,100,000	$20,088	$—	$(15,095)	$4,993

See accompanying summary of accounting policies and notes to financial statements

GARDNER COURT INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended January 31, 2007 and for the
Period from November 10, 2005 (Inception) Through January 31, 2007 and 2006
(Unaudited)

	For the six months ended January 31, 2007	For the period from inception to January 31, 2006	For the period from inception to January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,007)	$(88)	$(15,095)
Changes in working capital:
Accounts payable	88	88	—
NET CASH USED IN OPERATING ACTIVITIES	(15,095)	—	(15,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stock subscriptions receivable	88	—	88
Sale of common stock	20,000	—	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,088	—	20,088
Net change in cash	4,993	—	4,993
Cash, beginning of period	—	—	—
Cash, end of period	$4,993	$—	$4,993

See accompanying summary of accounting policies and notes to financial statements

GARDNER COURT INDUSTRIES, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Gardner Court Industries, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Gardner Court Industries’ latest Report filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006, as reported in Form 10-SB, have been omitted.

NOTE 2 - Common Stock

On September 10, 2006, Mrs. Jing Yu, Director, purchased 18,000,000 shares of common stock for $20,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2007. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended January 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Attached

32	Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gardner Court Industries, Inc.

Date: March 19, 2007	/s/ Jing Yu
Jing Yu
Chief Executive Officer and Chief Financial Officer