Form 10QSB
period 2007-04-30
GARDNER COURT INDUSTRIES INC
filed 2007-06-19
CIK 1372603

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2007

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

 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,100,000 shares of common stock as of June 1, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

GARDNER COURT INDUSTRIES, INC.
(A Development Stage Company)
BALANCE SHEETS
As of April 30, 2007 and July 31, 2006
(Unaudited)

	April 30, 2007	July 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$3,933	$-

Total Assets	$3,933	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

LIABILITIES
Accounts Payable	$-	$88

Total Liabilities	-	88

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 20,000,000 shares authorized, none issued	-	-
Common stock, no par value, 1,000,000,000 shares authorized, 18,100,000 and 100,000 shares issued and outstanding	20,088	88
Subscriptions receivable	-	(88)
Deficit accumulated during developmental stage	(16,155)	(88)

Total Stockholders’ Equity (Deficit)	3,933	(88)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,933	$-

See accompanying summary of accounting policies and notes to financial statements

GARDNER COURT INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
For the Three Months and Nine Months Ended April 3, 2007 and the Period from
November 10, 2005 (Inception) Through April 30, 2007
(Unaudited)

	For the three months ended April 30, 2007	For the nine months ended April 30, 2007	For the period from inception to April 30, 2007

EXPENSES	$1,560	$16,067	$16,155

NET LOSS	$(1,560)	$(16,067)	$(16,155)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OFCOMMON SHARES OUTSTANDING	18,100,000	16,121,978

See accompanying summary of accounting policies and notes to financial statements

GARDNER COURT INDUSTRIES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDER'S
EQUITY (DEFICIT) For the Period from November 10, 2005
(Inception) Through April 30, 2007
(Unaudited)

				Deficit
				Accumulated
				During	Total
	Common Stock		Subscription	Development	Stockholder's
	Shares	Amount	Receivable	Stage	Equity

Issuance of common stock to founder on November 10, 2005 at $.00088 per share	100,000	$88	$(88)	$—	$—

Net loss	—	—	—	(88)	(88)

Balances, October 31, 2006	100,000	88	(88)	(88)	(88)

Repayment of subscription receivable			88		88

Issuance of common stock to officer at $.00111 per share	18,000,000	20,000	—	—	20,000

Net loss	—	—	—	(16,067)	(16,067)

Balances, April 30, 2007	18,100,000	$20,088	$—	$(16,155)	$(3,933)

See accompanying summary of accounting policies and notes to financial statements

GARDNER COURT INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended April 30, 2007 and for the
Period from November 10, 2005 (Inception) Through April 30, 2007 and 2006
(Unaudited)

	For the six months ended April 30, 2007	For the period from inception to April 30, 2006	For the period from inception to April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,067)	$(88)	$(16,155)
Changes in working capital:

Accounts payable	(88)	88	-
NET CASH USED IN OPERATING ACTIVITIES	(16,155)	-	(16,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stock subscriptions receivable	88	-	88

Sale of common stock	20,000	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,088	-	20,088
Net change in cash	3,933	-	3,933
Cash, beginning of period	-	-	-
Cash, end of period	$3,933	$-	$3,933

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

A SECURITIES PURCHASE AND SHAREHOLDERS AGREEMENT was entered into as of  April 19, 2007, by and between Shaanxi Xindongxin Medicine Limited Company, a Chinese corporation in the business of Wholesale of Material of Chinese Traditional Medicine; Chinese Traditional Medicine; Preparation of Chemistry Medicine; Biologic Products, and Gardner Court Industries, Inc.

Gardner Court Industries, Inc. has agreed to subscribe one million shares of Shaanxi Xindongxin Medicine Limited Company, to take 100% of the equity interest in Shaanxi Xindongxin Medicine Limited Company for a purchase price of $178,089.

Shaanxi Xindongxin Medicine Limited Company shall submit documents to obtain the Business License of Foreign Investor Enterprise (FIE) and register with necessary governmental departments and Gardner Court Industries, Inc. shall deliver to Shaanxi Xindongxin Medicine Limited Company, by wire transfer, $178,089  within fourteen (14) days whenever the Business License of FIE is obtained.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2007. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended April 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32
Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gardner Court Industries, Inc.

Date: June 19, 2007	/s/ Jing Yu
Jing Yu Chief Executive Officer and Chief Financial Officer