Form 10KSB
period 2007-07-31
GARDNER COURT INDUSTRIES INC
filed 2007-11-26
CIK 1372603

UNITED ST UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended July 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 000-52187

GARDNER COURT INDUSTRIES, INC.
(Name of Small Business Issuer in its charter)

Florida	20-5489738
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

2503 W. Gardner Ct.
Tampa FL	33611
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 813.335.4343

Securities registered under Section 12(b) of the Act: none

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

Common Stock, no par	1,000,000,000
Preferred Stock, no par	20,000,000

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ྑ.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenue for its most recent fiscal year: $0

The aggregate market value of the Company’s shares of voting and non-voting stock held by non-affiliates of the Company at July 31, 2007: 0

The number of shares outstanding of the issuer’s common equity as of November 15, 2007 was 18,100,000.

Documents incorporated by reference:
None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

GARDNER COURT INDUSTRIES, INC. (the "Company" or the "Registrant") was incorporated in the State of Florida on November 10, 2005. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company directly or indirectly in China.

(b) Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business industry but intends to seek the acquisition of, or merger with, an existing company directly or indirectly in China, and, thus, may acquire any type of business directly or indirectly in China.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any discussions, negotiations, or definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

    (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

    (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

    (c) Strength and diversity of management, either in place or scheduled for recruitment;

    (d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

    (e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

    (f) The extent to which the business opportunity can be advanced;

    (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

    (h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Both of our officers and directors are engaged in outside business activities and anticipate that they will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

    (1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

    (2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Securities Exchange Act of 1934, as amended.

    (3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not conduct any meetings of stockholders during 2007 fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Our stock is not currently qualified for quotation on the over-the-counter bulletin board.

Penny Stock Considerations

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.  Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor.  In addition, under the penny stock regulations the broker-dealer is required to:

☐
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

☐	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

☐
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

☐
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market.  These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded.  In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.  Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of July 31, 2007, we had 2 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Where You Can Find Additional Information

We have filed with the Securities and Exchange Commission a registration statement on Form SB-2 statement.   The registration statement and exhibits may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The registration statement and other information filed with the SEC are also available at the web site maintained by the SEC at http://www.sec.gov.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director
Gardner Court Industries, Inc.
(A Development Stage Company)
Tampa, Florida

We have audited the accompanying balance sheet of Gardner Court Industries, Inc. as of July 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year then ended and for the period from November 10, 2005 (inception) through July 31, 2007. These financial statements are the responsibility of the Gardner Court Industries, Inc’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gardner Court Industries, Inc. as of July 31, 2007 and the results of operations and cash flows for the year then ended and for the period from November 10, 2005 (inception) through July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Gardner Court Industries, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Gardner Court Industries, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
November 15, 2007

ITEM 7. FINANCIAL STATEMENTS

GARDNER COURT INDUSTRIES, INC.
(A Development Stage Company)
BALANCE SHEET
July 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$4,372

Total Assets	$4,372

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
Accounts Payable	$-

Total Liabilities	-

STOCKHOLDER'S EQUITY:
Preferred stock, no par value, 20,000,000 shares authorized, none issued
Common stock, no par value, 1,000,000,000 shares authorized, 18,100,000 shares issued and outstanding 20,088
Additional paid-in capital	-
(Deficit) accumulated during development stage	(15,716)

Total Stockholder's EQUITY	4,372

Total Liabilities and Stockholder's Equity	$4,372

See accompanying summary of accounting policies and notes to financial statements

Gardner Court Industries, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended July 31,		Period from November 10, 2005 (inception) to July 31,
	2007	2006	2007

Revenues	$-	$-	$-

Total Operating Expenses	15,628	88	15,716

Net Loss	$(15,628)	$(88)	$(15,716)

Net Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
- Basic and diluted	16,275,342	100,000

See accompanying summary of accounting policies and notes to financial statements

Gardner Court Industries, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit

For the Period from November 10, 2005 (Inception) Through July 31, 2007

	Common Stock		Subscription	Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Receivable	Stage	Equity

Issuance of common stock to Founder on November 10, 2005 at $.00088 per share	100,000	$88	$(88)	$—	$—

Net loss				(88)	(88)

Balance, July 31, 2006	100,000	—	(88)	(88)	(88)

Receipt of subscription receivable	—	—	88		88

Issuance of common stock to founder on September 6, 2006 at $.00111 per share	18,000,000	20,000			20,000

Net loss				(15,628)	(15,628)
Balance July 31, 2007	18,100,000	$20,088	$—	$(15,716)	$4,372

See accompanying summary of accounting policies and notes to financial statements

Gardner Court Industries, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended July 31,		For the period from November 10, 2005 (Inception) to July 31,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(15,628)	$(88)	$(15,716)
Accounts payable	(88)	88	-
Net Cash Used in Operating Activities	(15,716)	(0)	(15,716)

Cash Flows from Financing Activities:
Sale of Common Stock	20,000	-	20,000
Repayment of stock subscription receivable	88	-	88
Net Cash Provided by Financing Activities	20,088	-	20,088

Net Increase in Cash and Cash Equivalents	4,372	-	4,372

Cash and Cash Equivalents at Beginning of Period		-	-

Cash and Cash Equivalents at End of Period	$4,372	$-	$4,372

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying summary of accounting policies and notes to the financial statements

Gardner Court Industries, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Gardner Court Industries, Inc. a development stage company, was organized in Florida on November 10, 2005. Gardner Court is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is July 31.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statements of cash flows, Gardner Court considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Gardner Court recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Income Taxes

Gardner Court uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

Basic and Diluted Net Loss per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

Gardner Court does not expect the adoption of recently issued accounting pronouncements to have a material effect on its results of operations, financial position, or cash flows.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Gardner Court incurred net losses of $88 and $15,628 in fiscal 2006 and 2007, respectively, and has an accumulated deficit of $15,716 as of July 31, 2007. These conditions raise substantial doubt as to Gardner Court’s ability to continue as a going concern. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Gardner Court is unable to continue as a going concern.

NOTE 3 - STOCKHOLDER'S EQUITY

Upon formation, Gardner Court sold 100,000 shares for $88 to its founder.

On September 10, 2006, Mrs. Jing Yu, Director, purchased 18,000,000 shares of common stock for $20,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

Gardner Court neither owns nor leases any real or personal property. Most office services are provided without charge by the President. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers / directors are involved in other business activities and may, in the future, become involved in other business opportunities that become available and such persons may face a conflict in selecting between Gardner Court and their other business interests. Gardner Court has not formulated a policy for the resolution of such conflicts.

NOTE 5 - INCOME TAXES

Gardner Court uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, Gardner Court incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $15,716 at July 31, 2007, and will expire in the year 2027.

At July 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$5,350
Less: valuation allowance	(5,350)

Net deferred tax asset	$0

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

The Corporation maintains controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of July 31, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

A. Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position

Jing Yu	40	Chairman and Director
M. Brandon Williams	27	President and Director

Ms. Jing Yu became Chairman and director on August 30, 2006. From July 1999 to June 2003, she was Research Assistant, University of Oslo, Oslo, Norway, inputing English translation texts of classic Chinese books before Han Dynasty to the database. From July 2003 to present, she has been Director, Ole Fossgård Kinatolk Oslo, Norway, a company that offers translating and interpreting service in Norwegian, Chinese and English.

M. Brandon Williams has been president and director since inception and has also been employed since July 2006 with ServiceSource, Inc., a Denver CO software service warranty resale firm. From September 2005 to June 2006 he was employed with SCORE, a Dallas Texas tutoring firm. Prior to that date, he was self employed after graduating from University of Colorado, Boulder in June 2003.

B. Significant Employees. None.

C. Family Relationships. None.

D. Involvement in Certain Legal Proceedings.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

E. The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

PRIOR BLANK CHECK COMPANY EXPERIENCE

As indicated below, members of the management served as officer and director of 4 Brandon - 1, Inc., which filed but did not have declared effective a registration statement under Rule 419 of the Securities Act of 1933 in 1999. That company has been dissolved, no longer exists and will not be reactivated.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended July 31, 2007, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

None of the Company's officers or directors has received any cash remuneration since inception. Officers will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive in connection with or after a business combination that is required to be included in this registration statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of certain beneficial owners.

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending arrangements that may cause a change in control. However, it is anticipated that there will be one or more change of control, including adding members of management, possibly involving the private sale or redemption of our principal shareholder’s securities or our issuance of additional securities, at or prior to the closing of a business combination.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholder is 2503 W. Gardner Ct., Tampa FL 33611.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned
M. Brandon Williams	100,000	*	%
Jing Yu	18,000,000	99.9
All Officers and Directors as a Group (2 persons)	18,100,000	100%

*less than 1%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 18,100,000 shares of common stock outstanding as of July 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS

(a) List of documents filed as part of this Report:

None

(b) Exhibits:

The following exhibits listed are filed as part of this Report:

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Jing Yu

32.1 Section 1350 Certification, Jing Yu

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2007: $2,900
2006: $2,900

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2007: $0
2006: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2007: $0
2006: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2007: $0
2006: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the China, on October 30, 2007.

CHINA BIOTECHNOLOGY, INC.

/s/ Jing Yu
Jing Yu
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ M. Brandon Williams	Director	11/15/07
/s/ Jing Yu	Director	11/15/07